Form 10-K/A
period 2003-05-01
STRUCTURED ASSET SECURITIES CORP MORT PAS THR CE SE 2002 17
filed 2003-05-20
CIK 1185960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

This Amendment No. 1 on Form 10-K/A amends the Form 10-K to include Exhibit 99.1c which provides the annual independents accountant's servicing report from Cendant Mortgage Corporation, as Servicer, Exhibit 99.2c which provides the report of management from Cendant Mortgage Corporation, as Servicer, Exhibit 99.1d which provides the annual independents accountant's servicing report from First Tennessee Mortgage Services, Inc., as Servicer, Exhibit 99.2d which provides the report of management from First Tennessee Mortgage Services, Inc., as Servicer, Exhibit 99.1e which provides the annual independents accountant's servicing report from First Nationwide Mortgage Corporation, as Servicer, Exhibit 99.2e which provides the report of management from First Nationwide Mortgage Corporation, as Servicer, Exhibit 99.1f which provides the annual independents accountant's servicing report from Greenpoint Mortgage Funding, Inc., as Servicer, Exhibit 99.2f which provides the report of management from Greenpoint Mortgage Funding, Inc., as Servicer, Exhibit 99.1g which provides the annual independents accountant's servicing report from IndyMac Bank, F.S.B., as Servicer and Exhibit 99.2g which provides the report of management from IndyMac Bank, F.S.B., as Servicer.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  Exhibits

(99.1) Annual Independent Accountant's Servicing Report for the year ended

December 31, 2002.

    Aurora Loan Services Inc., as servicer <F2>
    Bank of America, N.A., as servicer; <F2>
    Cendant Mortgage Corporation, as servicer; <F1>
    First Tennessee Mortgage Services, Inc., as servicer; <F1>
    First Nationwide Mortgage Corporation, as servicer; <F1>
    Greenpoint Mortgage Funding, Inc., as servicer; <F1>
    IndyMac Bank, F.S.B., as servicer; <F1>
    National City Mortgage Co., as servicer. <F2>

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

    Aurora Loan Services Inc., as servicer <F2>
    Bank of America, N.A., as servicer; <F2>
    Cendant Mortgage Corporation, as servicer; <F1>
    First Tennessee Mortgage Services, Inc., as servicer; <F1>
    First Nationwide Mortgage Corporation, as servicer; <F1>
    Greenpoint Mortgage Funding, Inc., as servicer; <F1>
    IndyMac Bank, F.S.B., as servicer; <F1>
    National City Mortgage Co., as servicer. <F2>

(99.3) Annual Statement of Compliance for the year ended December 31, 2002.

    Aurora Loan Services Inc., as Master Servicer <F2>

(99.4) Aggregate Statement of Principal and Interest Distributions to

Certificateholders as of December 31, 2002. <F2>

(B) Reports on Form 8-K were filed during the last quarter of 2002 in order to provide statements for the monthly distributions to investors on October 25, 2002, November 25, 2002 and December 26, 2002.

<F1> Filed herewith.

<F2> Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aurora Loan Services Inc., as Master Servicer for Structured Asset Securities Corporation,

Mortgage Pass-Through Certificates, Series 2002-17

By: /s/ E. Todd Whittemore

----------------------------------

E. Todd Whittemore

Executive Vice President

Aurora Loan Services Inc.

Date: 5/15/03

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: LaSalle Bank National Association, as Trustee; Bank of America, N.A., as servicer; Cendant Mortgage Corporation, as servicer; First Tennessee Mortgage Services, Inc., as servicer; First Nationwide Mortgage Corporation, as servicer; Greenpoint Mortgage Funding, Inc. as servicer; IndyMac Bank, F.S.B., as servicer and National City Mortgage Co., as servicer.

Date: 5/15/03

By: /s/ E. Todd Whittemore

----------------------------------

E. Todd Whittemore

Executive Vice President

Aurora Loan Services